Form 10-Q
period 1995-09-30
CAPITAL BANCORPORATION INC
filed 1995-11-13
CIK 748529

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

 X   Quarterly Report Pursuant to Section 13 or 15 (d) of the
---
Securities Exchange Act of 1934

     For the quarterly period ended          September 30, 1995
                                    ------------------------------------

                                   OR

     Transition Report Pursuant to Section 13 or 15(d) of the
---
Securities Exchange Act of 1934

     For the transition period from -------------- to -------------------

     Commission File Number:    0-17710
                             --------------------------------------------

                     CAPITAL BANCORPORATION, INC.
-------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            MISSOURI                             43-1301390
-------------------------------------------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

Fourth Floor, 407 N. Kingshighway
P. O. Box 2017, Cape Girardeau, MO                63702-2017
-------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

   (314) 334-0700
-------------------------------------------------------------------------
   (Registrant's telephone number, including area code)

-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   NO
   -----   -----

        At September 30, 1995, the number of shares outstanding of the registrant's common stock was 3,086,539.

PART I - FINANCIAL INFORMATION  Capital Bancorporation, Inc. and Subsidiaries
------------------------------           Consolidated Balance Sheets
Item 1. Financial Statements       September 30, 1995 and December 31, 1994
----------------------------     (Dollars in thousands, except per share data)
                                                  (unaudited)
                                         September 30,   December 31,
                                             1995           1994
                                         -------------   ------------
ASSETS:
Cash and due from banks                  $   25,224          35,736
Interest-bearing deposits                     9,355             233
Investment securities, at amortized
     cost (estimated market value of
     $99,150 and $111,148 at September
     30, 1995 and December 31, 1994,
     respectively)                           98,640         113,008

Securities available for sale, at estimated
     market value                            14,068           8,958

Federal funds sold                           79,400           4,225

Loans                                       851,405         776,068

     Less:
          Unearned interest                   1,740           2,211

          Allowance for possible
          loan losses                        13,907          11,877
                                         ----------         -------
               Loans, net                   835,758         761,980

Premises and equipment, net                  27,917          25,761

Accrued interest receivable                   8,060           6,531

Intangible assets                            10,907           8,403

Other assets                                  6,893           5,116
                                         ----------         -------
     Total assets                        $1,116,222         969,951
                                         ==========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
     Demand deposits                     $  103,087         104,202

     Savings deposits and interest-
          bearing transaction accounts      208,110         213,996

     Time deposits of $100 or more          120,712          93,508

     Time deposits less than $100           546,730         423,617
                                         ----------         -------

          Total deposits                    978,639         835,323

Short-term borrowings                        23,302          34,839

Federal Home Loan Bank advances               5,607           5,000

Notes payable                                20,200          14,850

Convertible subordinated capital notes          204             207

Other liabilities                             7,968           5,292
                                         ----------         -------

Total liabilities                         1,035,920         895,511
                                         ----------         -------


STOCKHOLDERS' EQUITY:
Preferred stock, $1 par value, 200,000
shares authorized:
     Series C (10.00% at September 30,
     1995 and 9.75% at December 31, 1994)
     increasing rate, redeemable,
     cumulative, perpetual preferred stock,
     $500 stated value and redemption
     value per share; issued and
     outstanding 27,600 shares               13,800          13,800

Common stock, $.10 par value; 6,500,000
     shares authorized; issued and
     outstanding 3,086,539 and 3,033,668
     shares at September 30, 1995 and
     December 31, 1994, respectively            309             303

Surplus                                      36,262          35,384

Retained earnings                            29,994          25,111

Net unrealized loss on securities
     available for sale                         (63)           (158)
                                         ----------         -------
          Total stockholders' equity         80,302          74,440
                                         ----------         -------
          Total liabilities and
               stockholders' equity      $1,116,222         969,951
                                         ==========         =======

See accompanying notes to consolidated financial statements.

                      Capital Bancorporation, Inc. and Subsidiaries
                            Consolidated Statements of Income
             Three Months and Nine Months Ended September 30, 1995 and 1994
                      (Dollars in thousands, except per share data)
                                      (unaudited)
                                           Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                              1995       1994          1995      1994
                                            -------     ------        ------    ------
INTEREST INCOME:
   Interest and fees on loans               $19,727     14,760        54,242    41,114
   Interest on investment securities:
     Taxable                                  1,364      1,210         4,047     3,665
     Tax-exempt                                 122        126           372       434
   Interest on securities available
    for sale:
     Taxable                                    227        149           488       482

     Tax-exempt                                   4          3            10        10
   Interest on Federal funds sold             1,150        204         2,246       622
   Other interest income                         83          2            88        13
                                            -------     ------        ------    ------
     Total interest income                   22,677     16,454        61,493    46,340
                                            -------     ------        ------    ------

INTEREST EXPENSE:
   Interest on deposits                      11,671      6,942        29,916    19,255
   Interest on short-term borrowings            313        313         1,026       923
   Interest on notes payable                    532        287         1,093       796
                                            -------     ------        ------    ------
     Total interest expense                  12,516      7,542        32,035    20,974
                                            -------     ------        ------    ------
     Net interest income                     10,161      8,912        29,458    25,366
   Provision for possible loan losses           437        543         1,289       846
                                            -------     ------        ------    ------
     Net interest income after provision
       for possible loan losses               9,724      8,369        28,169    24,520
                                            -------     ------        ------    ------

NONINTEREST INCOME:
   Service charges on deposits                1,030        745         2,813     2,181
   Gains on sales of securities available
    for sale                                      -          -             -        -
   Gains on sales of loans                      334        245           810     1,007
   Other                                      1,148        845         3,103     2,357
                                            -------     ------        ------    ------
     Total noninterest income                 2,512      1,835         6,726     5,545
                                            -------     ------        ------    ------

NONINTEREST EXPENSE:
   Salaries and employee benefits             4,002      3,642        11,519    10,870
   Occupancy                                    742        599         1,966     1,697
   Equipment                                    587        612         1,758     1,652
   FDIC assessments                             169        444         1,102     1,293
   Amortization of intangible assets            277        252           762       662
   Other                                      2,045      2,111         5,473     5,579
                                            -------     ------        ------    ------

     Total noninterest expense                7,822      7,660        22,580    21,753
                                            -------     ------        ------    ------

     Income before applicable income tax
      expense                                 4,414      2,544        12,315     8,312
   Applicable income tax expense              1,764      1,087         4,728     3,249
                                            -------     ------        ------    ------

     Net income                               2,650      1,457         7,587     5,063
   Preferred stock dividends                    345        336         1,021     1,008
                                            -------     ------        ------    ------

     Net income available to common
      stockholders                           $2,305      1,121         6,566     4,055
                                             ======     ======        ======    ======

Earnings per common and common equivalent
 share                                       $ 0.71       0.36          2.04      1.30
Weighted average common and common
 equivalent shares outstanding            3,267,901  3,125,547     3,218,331 3,107,572

See accompanying notes to consolidated financial statements.

                                           Capital Bancorporation, Inc. and Subsidiaries
                                                Consolidated Statements of Cash Flow
                                       For the Nine Months Ended September 30, 1995 and 1994
                                                       (Dollars in thousands)
                                                            (unaudited)

                                                                                                  Nine Months Ended September 30,
                                                                                                  -------------------------------
                                                                                                         1995           1994
                                                                                                         ----           ----
Cash flows from operating activities:
  Net income                                                                                           $  7,587          5,063
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                         2,445          2,909
    Provision for possible loan losses                                                                    1,289            846
    Stock dividends received                                                                                (10)             -
    (Gain) loss on sale of premises and equipment                                                           (13)             2
    Increase in taxes receivable                                                                            246            175
    Increase in accrued interest receivable                                                                (876)        (1,457)
    Increase in accrued interest payable                                                                  1,473            244
    Origination of loans for sale                                                                       (56,620)       (52,274)
    Proceeds from sale of loans                                                                          57,430         53,281
    Gain on sale of loans                                                                                  (810)        (1,007)
    Other operating activities, net                                                                         555            689
                                                                                                       --------        -------
  Net cash provided by operating activities                                                              12,696          8,471
                                                                                                       --------        -------
Cash flows from investing activities:
  (Increase) decrease in interest-bearing deposits                                                       (6,204)         1,666
  Principal payments received and proceeds from:
    Maturities of investment securities                                                                  92,775         36,168
    Maturities of securities available for sale                                                           1,305          5,906
    Sales of securities available for sale                                                                4,423              -
  Purchases of investment securities                                                                    (78,284)       (26,821)
  Purchases of securities available for sale                                                             (1,528)          (493)
  Net increase in loans to customers                                                                    (15,670)       (89,779)
  Recoveries of loans previously charged off                                                                424            340
  Decrease in cash and cash equivalents from purchase of subsidiary,
   net of cash received of $364                                                                          (6,493)             -
  Purchases of premises and equipment                                                                    (1,821)        (5,088)
  Proceeds from sale of premises and equipment                                                               94              -
                                                                                                       --------        -------
  Net cash used in investing activities                                                                 (10,979)       (78,101)
                                                                                                       --------        -------
Cash flows from financing activities:
  Net increase in deposits                                                                               77,330         47,887
  Net increase (decrease) in short-term borrowings                                                      (16,537)         1,318
  Proceeds from notes payable                                                                            20,200              -
  Payments on notes payable                                                                             (16,230)        (1,650)
  Proceeds from issuance of common stock to Employee Stock Ownership Plan                                   322              -
  Proceeds from exercise of common stock warrants and options                                               562            306
  Payments for fractional shares in a pooling-of-interests acquisition                                        -             (2)
  Dividends paid on common stock                                                                         (1,683)        (1,365)
  Dividends paid on preferred stock                                                                      (1,018)        (1,008)
                                                                                                       --------        -------
  Net cash provided by financing activities                                                              62,946         45,486
                                                                                                       --------        -------
    Net increase (decrease) in cash and cash equivalents                                                 64,663        (24,144)
  Cash and cash equivalents at beginning of period                                                       39,961         71,573
                                                                                                       --------        -------
  Cash and cash equivalents at end of period                                                           $104,624         47,429
                                                                                                       ========        =======

  Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest on deposits and borrowed funds                                                           $30,278         20,731
      Income taxes                                                                                        4,518          3,074
    Noncash activity during the period for:
      Transfer of loans to foreclosed property                                                            1,151            500
      Loans charged off                                                                                   1,083            714
                                                                                                       ========        =======

See accompanying notes to consolidated financial statements.

                      Capital Bancorporation, Inc.
              Notes to Consolidated Financial Statements
1. Basis of Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

   On August 31, 1994 the Company acquired Bank of South County located in St. Louis, Missouri in a transaction accounted for as a pooling-of-interests. Accordingly, prior period financial statements have been restated as if the combining entities had been consolidated for all periods.

2. On June 20, 1995, Union Planters Corporation ("UPC") and Capital Bancorporation, Inc. entered into a definitive Agreement and Plan of Reorganization (which was subsequently amended on June 22, 1995) pursuant to which UPC is to acquire all of the issued and outstanding common stock of Capital. Each share of Capital's common stock issued and outstanding on the date of closing is to be exchanged for 1.185 shares of UPC common stock. The transaction is expected to be completed during the fourth quarter of 1995 or the first quarter of 1996, and is subject to the approval of the Company's common stockholders, regulatory approval, and the satisfaction of certain normal contractual closing conditions.

                 COMPANY MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

                 -----------------------------------

General

The Company's net income is derived primarily from the net interest income of its subsidiary banks and, as of June 30, 1995 from its thrift subsidiary (the "Banks"). Net interest income is the difference between the interest income the Banks receive from their loan and investment portfolios and their cost of funds, consisting primarily of the interest paid on deposits and borrowings. The volume of, and yields earned and rates paid on, loans, investments, and deposits significantly affect the Banks' net interest income. Net income is also affected by the levels of provisions for possible loan losses, noninterest income items, which consist primarily of service charges on deposits, securities gains (losses), gains on sales of loans, and other operating income, and by noninterest expense items. Noninterest expense items consist primarily of salaries and employee benefits, occupancy expenses, equipment expenses, Federal Deposit Insurance Corporation ("FDIC") assessments, amortization of intangible assets, and other operating expenses.

On August 31, 1994 the Company acquired Bank of South County located in St. Louis, Missouri in a transaction accounted for as a pooling-of-interests. Accordingly, prior period financial statements have been restated as if the combining entities had been consolidated for all periods.

On June 20, 1995, Union Planters Corporation ("UPC") and the Company entered into a definitive Agreement and Plan of Reorganization (which was subsequently amended and restated on June 22, 1995 (the "Agreement")) pursuant to which UPC is to acquire all of the issued and outstanding common stock of the Company. Each share of the Company's common stock is to be exchanged for 1.185 shares of UPC common stock (the "Exchange Ratio") which UPC common stock was registered with the Securities and Exchange Commission under the Securities Act of 1933 on October 31, 1995 and which is to be listed for trading on the New York Stock Exchange. A cash payment shall be made by UPC for any fractional share of UPC common stock otherwise issuable to a Company common stockholder.

At the effective time of the acquisition, (i) each outstanding option to purchase Company common stock previously awarded to employees of the Company or its subsidiaries under the Company's 1990 Stock Option Plan, and
(ii) if the effective time is on or prior to December 31, 1995, each outstanding warrant (the Company's warrants expire December 31, 1995) to purchase Company common stock, shall automatically be converted into an option or warrant to acquire at the exercise price per share of Capital common stock, that number of shares of UPC common stock as shall be equal to the Exchange Ratio. A cash payment shall be made by UPC for any fractional share of UPC common stock otherwise issuable to a Company common stockholder.

At the effective time of the acquisition of the Company by UPC, each of the Company's outstanding 9% Convertible Subordinated Capital Notes shall automatically be modified such that each $20.00 of outstanding principal would be convertible at the option of the holder into that number of shares and fractional shares of UPC common stock which shall be equal to the Exchange Ratio. A cash payment shall be made by UPC for any fractional share of UPC common stock otherwise issuable to a Company common stockholder.


At the effective time of the acquisition, UPC shall cause the Company to redeem all of the issued and outstanding shares of its Series C 9.75% Increasing Rate, Redeemable, Cumulative Preferred Stock (the "Series C Shares") pursuant to and at the redemption price set forth in the certificate of designation by which the Series C Shares were created, plus accrued and unpaid dividends. Accordingly, all of the Company's depositary shares (each such depositary share representing a 1/25th interest in a Series C Share) shall also be redeemed.

The transaction is expected to be completed during the fourth quarter of 1995 or the first quarter of 1996, and is subject to the approval of the Company's common stockholders, regulatory approval, and the satisfaction of certain normal contractual closing conditions.

On June 30, 1995, the Company acquired all of the capital stock of Home Federal Savings and Loan Association ("Home Federal"), a federally chartered stock savings association, which has three banking locations in Jonesboro, Arkansas and a loan production office in Paragould, Arkansas. At June 30, 1995 Home Federal had total assets of $81,762,000, total deposits of $65,986,000, total loans, net of unearned interest, of $62,371,000, and equity capital of $7,857,000. The name of the institution was changed to Capital Bank, a Federal Savings Bank ("Jonesboro Bank"). Under the terms of the agreement, the aggregate cash purchase price was $6,856,879. The acquisition was financed through debt provided by an unaffiliated lender and was accounted for utilizing the purchase method of accounting.

The Banks depend upon customer deposits for the conduct of their banking businesses. Total deposits in the Banks have increased from $835,323,000 at December 31, 1994 to $978,639,000 at September 30, 1995, of which $67,119,000 are deposits of the Jonesboro Bank, which were not included in the Company's deposits at December 31, 1994.

The Banks and the total deposits in the respective Banks at September 30, 1995 and December 31, 1994 are as follows:

                                                 September 30, 1995    December 31, 1994
                                                 ------------------    -----------------
Capital Bank of Cape Girardeau County
     ("Cape Girardeau Bank")                         $386,441,000         353,703,000
Capital Bank of Sikeston ("Sikeston Bank")             60,116,000          55,971,000
Capital Bank of Perryville,
     National Association ("Perryville Bank")          71,952,000          65,349,000
Capital Bank of Columbia ("Columbia Bank")             74,408,000          68,045,000
Capital Bank and Trust ("St. Louis Bank")             129,230,000         126,327,000
Capital Bank of Southwest Missouri
     ("Springfield Bank")                             189,373,000         165,928,000
Jonesboro Bank                                         67,119,000      Not Applicable

     In addition to the increase in deposits due to the acquisition of the Jonesboro Bank, the increase is also due in part to a program to increase deposits to improve the Company's liquidity. Also, some of the increase at the Springfield Bank is associated with the tourist season in the bank's Branson, Missouri market, a major tourist attraction where the bank has four branches.

The Company's loans, net of unearned interest, increased by approximately $75,808,000 at September 30, 1995 compared to December 31, 1994. Of this increase $60,654,000 are loans of the Jonesboro Bank, which were not included in the Company's loans at December 31, 1994. The remaining growth was the result of increased loan activity at the Banks.

Results of Operations

The Company's net income increased $1,193,000 to $2,650,000, which was $0.71 per common and common equivalent share (based upon 3,267,901 average common and common equivalent shares outstanding), for the three months ended September 30, 1995, from $1,457,000, or $0.36 per common and common equivalent share (based upon 3,125,547 average common and common equivalent shares outstanding), for the three months ended September 30, 1994. Results for the three months ended September 30, 1994 include one-time charges pertaining to the acquisition of the Bank of South County, with an after-tax effect of $495,000 or $0.16 per common and common equivalent share. Net interest income increased by $1,249,000 due to an increase in interest-earning assets. The net yield on interest-earning assets (net interest income divided by average interest-earning assets) decreased from 4.10% for the three months ended September 30, 1994 to 3.85% for the three months ended September 30, 1995. This decrease is primarily due to the Company's decision to improve its liquidity through promotions of certificates of deposit and the reduction of the prime lending rate by 0.25% in July 1995. The Company provided $437,000 to its allowance for possible loan losses in the 1995 period, compared to a $543,000 provision to the allowance for possible loan losses in the 1994 period. The 1995 provision was made in order to maintain a level of reserves consistent with prior periods, considering the Company's loan growth. In the third quarter of 1995 the FDIC determined that the Bank Insurance Fund ("BIF") had reached the 1.25% reserve ratio mandated by the Federal Deposit Insurance Corporation Improvement Act. ("FDICIA"). Accordingly, the FDIC computed and refunded to BIF members the amount of the over-assessments plus interest from the time when the BIF was determined to be recapitalized at the end of May 1995. The amount of the refund received by the Banks was $368,000, or $0.07 per common and common equivalent share.

The Company's net income increased $2,524,000 to $7,587,000, which was $2.04 per common and common equivalent share (based upon 3,218,331 average common and common equivalent shares outstanding), for the nine months ended September 30, 1995, from $5,063,000, or $1.30 per common and common equivalent share (based upon 3,107,572 average common and common equivalent shares outstanding), for the nine months ended September 30, 1994. Included in 1995 earnings were $454,000, or $0.14 per common and common equivalent share, from non-recurring items. Of this amount, $0.05 pertains to the deferred tax effect of certain intangible assets, $0.02 relates to the after-tax effect of a refund of FDIC assessments, associated with the assumption of certain deposit liabilities of First Federal Savings and Loan Association of Southeast Missouri in May 1990 and $0.07 pertains to the refund of BIF FDIC assessments discussed in the preceding paragraph. Net interest income increased by $4,092,000 due to an increase in interest-earning assets and an increase in the net yield on interest-earning assets during the first six months of 1995. On an aggregate basis, the net yield on interest-earning assets increased from 4.00% for the nine months ended September 30, 1994 to 4.07% for the nine months ended September 30, 1995. This change is primarily due to the increases in the prime lending rate during the last six months of 1994 and the first three months of 1995. The Company provided $1,289,000 to its allowance for possible loan losses in the 1995 period, compared to a $846,000 provision to the allowance for possible loan losses in the 1994 period.

The 1995 provision was made in order to maintain a level of reserves consistent with prior periods, considering the Company's loan growth. Noninterest expense increased by $827,000, primarily due to an increase in salaries and employee benefits of $649,000.

Allowance for Possible Loan Losses

The allowance for possible loan losses is established through charges to expense in the form of a provision for possible loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The provision for possible loan losses is determined by management upon consideration of several factors, including assessment of known inherent risks in the loan portfolio, growth and composition of the loan portfolio, current economic conditions, historical charge-offs, and the relationship of the allowance to outstanding loans. Based upon the procedures described above, management believes the allowance at September 30, 1995 to be adequate to cover possible future losses inherent in the current portfolio.

The Company's allowance for possible loan losses was 1.64% and 1.53% of loans, net of unearned interest, at September 30, 1995 and December 31, 1994, respectively. Net charge-offs to average outstanding loans were 0.03% for the three months ended September 30, 1995, 0.08% for the nine months ended September 30, 1995, and 0.07% for the year ended December 31, 1994. The provisions for the three months and nine months ended September 30, 1995 and the year ended December 31, 1994, were in excess of the net charge-offs for such periods.

The Company's nonperforming loans consist of loans on a nonaccrual basis, loans which are contractually past due 90 days or more, and loans on which the original terms have been restructured. The ratio of nonperforming loans to total loans was 1.10% and 0.41% at September 30, 1995 and December 31, 1994, respectively. The Company's allowance for possible loans losses at September 30, 1995 was 149% of nonperforming loans, compared to 375% at December 31, 1994, reflecting nonperforming loans of $9,350,000 and $3,169,000, at September 30, 1995 and December 31, 1994, respectively. Included in the increase in nonperforming loans since December 31, 1994 are loans in the amount of $2,265,000 at the Jonesboro Bank. The majority of the remainder of the increase is principally due to an increase in nonperforming loans at the St. Louis Bank.

Liquidity

The principal sources of funds which provide liquidity for the Company's Banks are customer deposits, principal and interest payments on loans, sales of loans, maturities of investment securities, sales of securities available for sale, borrowings under credit arrangements from the Federal Home Loan Bank, and earnings. Other sources of liquidity include Federal funds purchased and short-term borrowings.

Management believes that, with the Company's current gap position (short-term assets generally exceeding short-term liabilities), which amounted to $96,408,000 at September 30, 1995, an increase in interest rates would be generally favorable to the Company's results of operations. Market forces generally exist within the Company's service areas which would cause a delayed movement in interest rates on short-term interest-bearing liabilities, such as NOW accounts and money market demand accounts, when compared to the movement in such indices as the prime rate or treasury bills. A decrease in interest rates would generally have an unfavorable impact upon the results of the Company's operations until the Company could reprice its deposits.

The following table sets forth the gaps for various periods at September 30, 1995.

                                               Over 3        Over 6        Over 1
                                3              Months        Months         Year
                              Months           Through       Through       Through      Over 5
                              or less          6 Months     12 Months      5 Years       Years
                              -------          --------     ---------      -------      ------
 Gap at September 30, 1995  $96,408,000      $18,297,000    $6,744,000  ($22,704,000) $33,019,000

The Company, through its Asset Liability Management Committee, consisting of the Company's Chief Executive Officer, Chief Financial Officer, and the presidents of each of the Banks, monitors and manages the Bank's liquidity by structuring the maturity dates of the Banks' investments within the Company's Funds Management Policy ("FMP") to provide necessary liquidity at any given time. A primary goal of the FMP is to maintain an appropriate balance between rate-sensitive assets and rate-sensitive liabilities to continually maximize interest rate spreads. The Company monitors the sensitivity of the Banks' assets and liabilities with respect to changes in interest rates and maturities and directs the Banks' overall acquisition and allocation of funds. Current strategy focuses on maintaining a relatively matched position between rate-sensitive assets (particularly floating rate commercial, industrial, and real estate loans) and rate-sensitive liabilities. The Company currently projects an increased volume of rate-sensitive, short-term interest-bearing liabilities to be experienced by the Banks. The Company considers the appropriate systems to be in place to monitor this projected changing rate environment and minimize the effects of such on the Company's operations. Such a changed environment will cause the Company to either be more exposed to interest rate risk, all other considerations unchanged, or increase the relative amount of short-term assets, which generally are associated with lower yields. Through these systems, Company management will monitor the projected environment and determine how to manage the use of such funds.

Capital Resources

The Company's principal sources of funds are dividends and management fees it receives from the Banks. The ability of the Banks to pay dividends and management fees is subject to regulatory limitations and covenants in the Company's borrowing agreement.

Under regulatory capital guidelines, the Company and the Banks (except the Jonesboro Bank) are required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. The Jonesboro Bank is required to maintain tangible capital equal to 1.5% of adjusted total assets and a risk-based total capital ratio equal to 8% of risk-weighted assets. Tier 1 capital consists of common stockholders' equity, qualifying perpetual preferred stock (which, if cumulative, can constitute up to 25% of total Tier 1 capital), and minority interests in equity capital accounts of consolidated subsidiaries, less goodwill. In addition, the Company and each of its Banks must maintain a minimum leverage ratio (Tier 1 capital or, in the case of the Jonesboro Bank, core capital, to total assets) of at least 3%; however, for all but the most highly rated bank holding companies and banks, a leverage ratio of 3%, plus an additional cushion of at least 100 to 200 basis points must be maintained. In accordance with FDICIA, the federal regulatory agencies adopted regulations that revise the risk-based capital standards to take into account concentration of credit risk and risks of nontraditional activities. Federally insured financial institutions that have significant amounts of their assets concentrated in risky loans or nontraditional banking activities, such as derivatives, and who fail to adequately manage these risks, may be required to set aside more than 8% of their total capital to guard against these risks. In addition, the Federal Reserve Board, the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation have adopted regulations to factor exposure to interest-rate risk into the risk-based capital standards. It is anticipated that the Office of the Comptroller of the Currency will adopt a similar rule. These regulations do not have material adverse impact on the Company or the Banks.

The following table sets forth the ratios referred to above of the Company and its Banks at September 30, 1995 and December 31, 1994, giving full effect to the exclusion of intangible assets.

                                Risk-Based Capital Ratios
                         -------------------------------------
                              Total               Tier 1          Leverage Ratio
                         -----------------   -----------------   ----------------
                         9/30/95  12/31/94   9/30/95  12/31/94   9/30/95 12/31/94
                         -------  --------   -------  --------   ------- --------
Company                   9.76%    10.38%     8.49%     9.11%     6.28%    6.88%
Cape Girardeau Bank      11.37     11.50     10.12     10.25      7.44     7.34
Sikeston Bank            11.30     10.74     10.05      9.49      7.30     7.20
Perryville Bank          12.45     12.68     11.20     11.43      7.95     8.01
Columbia Bank            10.56     11.39      9.31     10.14      7.31     6.61
St. Louis Bank           14.33     13.41     13.08     12.16      9.75     9.53
Springfield Bank         11.54     11.12     10.29      9.87      8.03     8.40
Jonesboro Bank           10.52      N/A       9.27      N/A       5.97     N/A

The Company believes that its current capital and debt arrangements as well as earnings from the Banks will be adequate to permit the Company to meet its operating needs, debt service requirements, and dividends on its common stock and Series C Shares for the foreseeable future. Other than its outstanding warrants, its Convertible Subordinated Capital Notes, and stock options awarded under the 1990 Stock Option Plan, the Company has no other commitments for the issuance of additional securities.

The Company financed the acquisition of the Jonesboro Bank through debt provided by an unaffiliated lender. In connection therewith, the Company refinanced its existing debt with that same lender.

Effect of New Accounting Standards

In May 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122") which requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others at the origination or purchase date of the loan, when the enterprise has a definitive plan to sell or securitize the loans and retain the mortgage servicing rights, assuming the fair value of the loans and servicing rights may be practically estimated. Otherwise, servicing rights should be recognized when the underlying loans are sold or securitized, using an allocation of the total cost of the loans based on the relative fair values at the date of sale. SFAS 122 also requires an assessment of capitalized mortgage servicing rights for impairment to be based on the current fair value of those rights.

SFAS 122 is required to be applied prospectively in fiscal years beginning after December 15, 1995. The Company is currently studying the expected impact of this standard on its financial condition.

PART II. - OTHER INFORMATION
----------------------------

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)  See the Exhibit Index at page 15 of this report.

     (b) On June 28, 1995, the Company filed a Current Report on Form 8-K (the "8-K") with the Securities and Exchange Commission (the "SEC"), to report the execution by the Company and UPC of the Agreement dated June 20, 1995 (which Agreement was amended and restated on June 22, 1995). The Company filed an amendment to the 8-K with the SEC on July 28, 1995 which included as Exhibit 2 thereto, an executed copy of the Agreement.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Capital Bancorporation, Inc.
                             -----------------------------------
                             Registrant



      November 8, 1995           /s/ Van H. Puls
-----------------------------  ---------------------------------
          Date                 Van H. Puls
                               President &
                               Chief Executive Officer
                               (Principal Executive Officer)




      November 8, 1995           /s/ David G. Collier
-----------------------------  ---------------------------------
          Date                 David G. Collier
                               Senior Vice President &
                               Chief Financial Officer
                               (Principal Financial Officer)
                               (Principal Accounting Officer)

                         EXHIBIT INDEX

These exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.


Exhibit                                           Sequential
-------                                           ----------
Number                Description                 Page No.
------                -----------                 --------
2                Omitted - Inapplicable

3                Omitted - Inapplicable

4(iii)           Omitted - Inapplicable

10               Omitted - Inapplicable

11               Omitted - Inapplicable

15               Omitted - Inapplicable

18               Omitted - Inapplicable

19               Omitted - Inapplicable

22               Omitted - Inapplicable

23               Omitted - Inapplicable

24               Omitted - Inapplicable

27               Financial Data Schedule

99               Omitted - Inapplicable
